Form 10-K/A
period 1999-12-31
NOVUS HOME EQUITY LOAN TRUST ASSET BACKED NOTES SER 1999-1
filed 2001-05-02
CIK 1089605

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-64909-02

  Novus Financial  Corporation
  Asset Backed  Certificates,  Series 1999-1 Trust
  (Exact name of registrant as specified in its charter)



Delaware                          N/A
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)


c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of Novus Financial Corporation Asset Backed Certificates Series 1999-1 established pursuant to the Trust Agreement among Morgan Stanley ABS Capital I Inc., as Depositor and Wilmington Trust Company as Owner Trustee, pursuant to which the Novus Financial Corporation Asset Backed Certificates Series 1999-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                    a)   NOVUS FINANCIAL CORPORATION <F1>

             (99.2)  Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                    a)   NOVUS FINANCIAL CORPORATION <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.


                    a)   NOVUS FINANCIAL CORPORATION <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificates Holders. <F2>


            (b) On October 8, 1999,  November  8, 1999,  and  December  7, 1999,
                reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 Novus Financial Corporation
 Asset Backed Certificates, Series 1999-1 Trust


Signed:   Wilmington Trust Company, as Owner Trustee

By:   Roseline K. Maney, Officer
By:  /s/  Roseline K. Maney, Officer

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                    a)   NOVUS FINANCIAL CORPORATION <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.


                    a)   NOVUS FINANCIAL CORPORATION <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                    a)   NOVUS FINANCIAL CORPORATION <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.


             EX-99.1 (a)
      Annual Independant Accountant's Servicing Report


(LOGO) KPMG

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Norwest Mortgage, Inc.:

We have examined management's assertion about Norwest Mortgage Banking's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for Norwest Mortgage Banking's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Norwest Mortgage Banking's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Norwest Mortgage Banking's compliance with the minimum servicing standards.

In our opinion, management's assertion that Norwest Mortgage Banking complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999, is fairly stated, in all material respects.

January l8,2000

KPMG LLP

   EX-99.2 (a)
 Report of Management


MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION

January 7, 2000

As of and for the year ended November 30, 1999, Morgan Stanley Dean Witter Credit Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Morgan Stanley Dean Witter & Co., the Company's parent, had in effect a fidelity bond in excess of $25 million and an errors and omissions policy in excess of $25 million under which the Company was covered.


Nancy S. Donovan
President

Leroy Hodo
Vice President and Controller


2500 Lake Cook Road, 3 West, Riverwoods, Illinois 60015

   EX-99.3 (a)
 Annual Statement of Compliance



MORGAN STANLEY DEAN WITTER CREDIT CORPORATION

Officer's Certificate
HELOC Asset-Backed Notes Series 1999-1



Pursuant to Section 3.10 of the Servicing Agreement dated as May 1, 1999 among Morgan Stanley Dean Witter Credit Corporation, formerly known as NOVUS Financial Corporation, as seller and servicer (referred to herein in such capacity as the "Servicer"), and Norwest Bank Minnesota, N.A., as Indenture Trustee, the undersigned, hereby states that:

     (1) A review of the activities of the Servicer and of its performance under the Servicing Agreement during the fiscal year ended November 30, 1999, has been made under my supervision; and

     (2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.

MORGAN STANLEY DEAN WITTER CREDIT CORPORATION

By        R L. Vipham
Title     Vice President

Dated as of December 31, 1999


By        J. L. Reading
Title     Senior Vice President

Dated as of December 3l, 1999




2500 Lake Cook Road, 3 West, Riverwoods, Illinois 60015